Form 10-Q
period 1995-06-30
DYCO OIL & GAS PROGRAM 1986-2
filed 1995-08-11
CIK 778961

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         June 30, 1995                            0-16488 (1986-2)



                    DYCO OIL AND GAS PROGRAM 1986-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)


            Minnesota                           41-1529976
(State or other jurisdiction           (I.R.S. Employer Identification
of incorporation or organization)                 Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)



                           (918) 583-1791
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X   No
                         ----     ----

                    DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS

                                                       June 30,   December 31,
                                                         1995         1994
                                                      ----------  ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 40,323      $ 21,615
             Accrued oil and gas sales, including
               $31,397 and $30,011 due from
               related parties (Note 2) . . . . . .      64,487        41,509
                                                       --------      --------
                Total current assets  . . . . . . .    $104,810      $ 63,124

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     237,150       268,130

          DEFERRED CHARGE . . . . . . . . . . . . .      40,024        40,024
                                                       --------      --------
                                                       $381,984      $371,278
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  6,009      $  5,577
             Gas imbalance payable  . . . . . . . .       1,060         1,060
                                                       --------      --------
                Total current liabilities . . . . .    $  7,069      $  6,637

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding
               21 units . . . . . . . . . . . . . .       3,750         3,647
             Limited Partners, issued and outstanding,
               2,020 units  . . . . . . . . . . . .     371,165       360,994
                                                       --------      --------
                Total Partners' capital . . . . . .    $374,915      $364,641
                                                       --------      --------
                                                       $381,984      $371,278
                                                       ========      ========



                        The accompanying condensed notes are an
                     integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------   ---------

          REVENUES:
             Oil and gas sales, including
               $44,397 and $68,172 of sales
               to related parties (Note 2)  . . . .      $76,432     $100,442
             Interest . . . . . . . . . . . . . . .          239          475
                                                         -------     --------
                                                         $76,671     $100,917
                                                         -------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $21,463     $ 26,753
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . . .    15,655       34,237
             General and administrative (Note 2)  .        9,383        8,140
                                                         -------     --------
                                                         $46,501     $ 69,130
                                                         -------     --------

          NET INCOME  . . . . . . . . . . . . . . .      $30,170     $ 31,787
                                                         =======     ========
          GENERAL PARTNER (1%) - net income . . . .      $   302     $    318
                                                         =======     ========
          LIMITED PARTNERS (99%) - net income   . .      $29,868     $ 31,469
                                                         =======     ========
          NET INCOME PER UNIT . . . . . . . . . . .      $    15     $     16
                                                         =======     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        2,041        2,041
                                                         =======     ========








                       The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------   ---------

          REVENUES:
             Oil and gas sales, including
               $98,922 and $146,276 of sales
               to related parties (Note 2)  . . . .     $158,826     $213,017
             Interest . . . . . . . . . . . . . . .          504          636
                                                        --------     --------
                                                        $159,330     $213,653
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 56,418     $ 54,945
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . .        32,435       65,718
             General and administrative (Note 2)  .       19,383       17,825
                                                        --------     --------
                                                        $108,236     $138,488
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 51,094     $ 75,165
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    511     $    752
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income   . .     $ 50,583     $ 74,413
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $     25     $     37
                                                         =======     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        2,041        2,041
                                                        ========     ========







                       The accompanying condensed notes are an
                     integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------   ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income   . . . . . . . . . . . . .      $51,094     $ 75,165
             Adjustments to reconcile net income to
               net cash provided by operating
               activities:
               Depreciation, depletion, and amortiza-
                tion of oil and gas properties . . . .    32,435       65,718
               (Increase) decrease in accrued oil and
                gas sales . . . . . . . . . . . . .     ( 22,978)       5,968
               Increase (decrease) in accounts payable       432    (   1,042)
                                                         -------     --------
                Net cash provided by operating
                 activities                              $60,983     $145,809
                                                         -------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .     ($ 1,455)    $    -
             Retirements of oil and gas properties           -         17,633
                                                         -------     --------
                Net cash (used) provided by investing
                  activities  . . . . . . . . . . .     ($ 1,455)    $ 17,633
                                                         -------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .     ($40,820)   ($153,075)
                                                         -------     --------
                Net cash used by financing activities   ($40,820)   ($153,075)
                                                         -------     --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS      $18,708     $ 10,367

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD                                          21,615       14,757
                                                         -------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $40,323      $25,124
                                                         =======     ========




                      The accompanying condensed notes are an
                   integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)

          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of June 30, 1995, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994 and changes in cash flows for the six months ended June 30, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

             The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

             OIL AND  GAS PROPERTIES
             -----------------------

             Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

             The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the year by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the six months ended June 30, 1995 and 1994 such expenses totaled $19,382 and $17,825, respectively, of which $14,682 and $14,682 were paid to Dyco.

             Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the six months ended June 30, 1995 and 1994 these sales totaled $98,922 and $146,276, respectively. At June 30, 1995 accrued oil and gas sales included $31,397 due from Premier.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact.

               The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.


          RESULTS OF OPERATIONS
          ---------------------

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                                   Three months ended June 30,
                                                   --------------------------
                                                      1995      1994
                                                      ----      ----
                  Oil and gas sales                  $76,432   $100,442
                  Oil and gas production expenses    $21,463   $ 26,753
                  Barrels produced                     1,440      1,606
                  Mcf produced                        38,836     46,688
                  Average price/Bbl                  $ 18.01   $  17.33
                  Average price/Mcf                  $  1.30   $   1.56

               As shown in the table, oil and natural gas sales decreased 23.9% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted primarily from the decreases in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of oil and natural gas sold decreased 166 barrels and 7,852 Mcf, respectively, for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The decrease in the volumes of natural gas sold was primarily the result of significant positive prior period volume adjustments from a purchaser on a certain well during the three months ended June 30, 1994. Average natural gas prices decreased to $1.30 per Mcf for the three months ended June 30, 1995 from $1.56 per Mcf for the three months ended

               June 30, 1994, while average oil prices increased to $18.01 per barrel for the three months ended June 30, 1995 from $17.33 per barrel for the three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,290 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted primarily from the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased slightly to 28.1% for the three months ended June 30, 1995 from 26.6% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $18,582 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was primarily the result of the decrease in the volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 and a significant upward revision in the estimate of the Program's remaining oil and natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 20.5% for the three months ended June 30, 1995 from 34.1% for the three months ended June 30, 1994. This percentage decrease was primarily a result of the dollar decrease in depreciation, depletion, and amortization expense as discussed above.

               General and administrative expenses increased $1,243 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This dollar increase resulted primarily from an increase in the Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 12.3% for the three months ended June 30, 1995 from 8.1% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                                   Six months ended June 30,
                                                   -------------------------
                                                       1995       1994
                                                       ----       ----
                  Oil and gas sales                  $158,826   $213,017
                  Oil and gas production expenses    $ 56,418   $ 54,945
                  Barrels produced                      3,223      3,739
                  Mcf produced                         78,806     86,598
                  Average price/Bbl                  $  18.27   $  17.05
                  Average price/Mcf                  $   1.27   $   1.72

               As shown in the above table, oil and natural gas sales decreased 25.4% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted primarily from the decreases in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of oil and natural gas sold decreased 516 barrels and 7,792 Mcf, respectively, for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The decrease in the volumes of natural gas sold was primarily the result of significant positive prior period volume adjustments from purchasers on certain wells during the six months ended June 30, 1994. Average natural gas prices decreased to $1.27 per Mcf for the six months ended June 30, 1995 from $1.72 per Mcf for the six months ended June 30, 1994, while average oil prices increased to $18.27 per barrel for the six months ended June 30, 1995 from $17.05 per barrel for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,473 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase was primarily due to workover charges on one of the Program's wells during the six months ended June 30, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 35.5% for the six months ended June 30, 1995 from 25.8% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $33,283 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily the result of the decrease in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 and a significant upward revision in the estimate of the Program's remaining oil and natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 20.4% for the six months ended June 30, 1995 as compared to 30.9% for the six months ended June 30, 1994. This percentage decrease was primarily a result of the dollar decrease in depreciation, depletion, and amortization expense as discussed above.

               General and administrative expenses increased $1,558 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This dollar increase resulted primarily from an increase in the Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 12.2% for the six months ended June 30, 1995 from 8.4% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

                             PART II:  OTHER INFORMATION



          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP

                                        (Registrant)


                                             By:  DYCO PETROLEUM CORPORATION
                                                  General Partner




          Date:     August 10, 1995          By:    /s/Dennis R. Neill
                                                 ----------------------
                                                  (Signature)
                                                  Dennis R. Neill
                                                  Senior Vice President



          Date:     August 10, 1995          By:     /s/Patrick M. Hall
                                                  ----------------------
                                                  (Signature)
                                                  Patrick M. Hall
                                                  Senior Vice President -
                                                  Controller
                                                  Principal Accounting
                                                  Officer