Form 10-Q/A
period 1995-03-31
DYCO OIL & GAS PROGRAM 1986-2
filed 1995-08-28
CIK 778961

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         March 31, 1995                           0-16488 (1986-2)



                    DYCO OIL AND GAS PROGRAM 1986-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)


            Minnesota                             41-1529976
 (State or other jurisdiction           (I.R.S. Employer Identification
of incorporation or organization)                   Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                        (Unaudited)

                                          ASSETS

                                                       March 31,  December 31,
                                                          1995        1994
                                                       ---------  ------------
          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 24,311      $ 21,615
             Accrued oil and gas sales, including
               $28,560 and $30,011 due from
               related parties (Note 2) . . . . . .      35,424        41,509
                                                       --------      --------
                Total current assets  . . . . . . .    $ 59,735      $ 63,124

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     252,805       268,130

          DEFERRED CHARGE . . . . . . . . . . . . .      40,024        40,024
                                                       --------      --------
                                                       $352,564      $371,278
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  6,759      $  5,577
             Gas imbalance payable  . . . . . . . .       1,060         1,060
                                                       --------      --------
                Total current liabilities . . . . .    $  7,819      $  6,637

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding
               21 units . . . . . . . . . . . . . .       3,448         3,647
             Limited Partners, issued and outstanding,
               2,020 units  . . . . . . . . . . . .     341,297       360,994
                                                       --------      --------
                Total Partners' capital . . . . . .    $344,745      $364,641
                                                       --------      --------
                                                       $352,564      $371,278
                                                       ========      ========

                          The accompanying condensed notes are an
                             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $54,525 and $78,104 of sales
               to related parties (Note 2)  . . . .      $82,394     $112,575
             Interest . . . . . . . . . . . . . . .          265          161
                                                         -------     --------
                                                         $82,659     $112,736
                                                         -------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $34,955     $ 28,192
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       16,780       31,481
             General and administrative (Note 2)  .       10,000        9,685
                                                         -------     --------
                                                         $61,735     $ 69,358
                                                         -------     --------
          NET INCOME  . . . . . . . . . . . . . . .      $20,924     $ 43,378
                                                         =======     ========
          GENERAL PARTNER (1%) - net income . . . .      $   209     $    434
                                                         =======     ========
          LIMITED PARTNERS (99%) - net income   . .      $20,715     $ 42,944
                                                         =======     ========
          NET INCOME PER UNIT . . . . . . . . . . .      $    10     $     21
                                                         =======     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        2,041        2,041
                                                         =======     ========

                          The accompanying condensed notes are an
                             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------   ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income   . . . . . . . . . . . . .      $20,924     $ 43,378
             Adjustments to reconcile net income to
               net cash provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       16,780       31,481
               Increase in accounts receivable  . .          -      (  10,257)
               Decrease in accrued oil and gas sales       6,085        1,963
               Increase (decrease) in accounts payable     1,182    (     461)
                                                         -------     --------
                Net cash provided by operating
                 activities                              $44,971     $ 66,104
                                                         -------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .     ($ 1,455)    $    -
             Retirements of oil and gas properties           -         17,633
                                                         -------     --------
                Net cash (used) provided by investing
                  activities  . . . . . . . . . . .     ($ 1,455)    $ 17,633
                                                         -------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .     ($40,820)   ($ 40,820)
                                                         -------     --------
                Net cash used by financing activities   ($40,820)   ($ 40,820)
                                                         -------     --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS      $ 2,696     $ 42,917

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD                                          21,615       14,757
                                                         -------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $24,311     $ 57,674
                                                         =======     ========

                          The accompanying condensed notes are an
                             integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     MARCH 31, 1995
                                      (Unaudited)

          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of March 31, 1995, statements of operations for the three months ended March 31, 1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1995 and 1994 such expenses totaled $10,000 and $9,685, respectively, of which $7,341 and $7,341 were paid to Dyco.

             Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Program sells gas at market prices to Premier Gas Company ("Premier"), a Division of Samson Natural Gas Company, and Premier may then resell such gas to third parties at market prices. During the three months ended March 31, 1995 and 1994 these sales totaled $54,525 and $78,104, respectively. At March 31, 1995 accrued oil and gas sales included $28,560 due from Premier.

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

          RESULTS OF OPERATIONS
          ---------------------

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.
                                                 Three Months ended March 31,
                                                 ----------------------------
                                                     1995         1994
                                                     ----         ----
                  Oil and gas sales                $82,394      $112,575
                  Oil and gas production expenses  $34,955      $ 28,192
                  Barrels produced                   1,783         2,133
                  Mcf produced                      39,970        39,910
                  Average price/Bbl                $ 18.48      $  16.84
                  Average price/Mcf                $  1.24      $   1.92

               As shown in the table, oil and natural gas sales decreased 26.8% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was due primarily to a decrease in the average price of natural gas sold and a decrease in the volume of oil sold, partially offset by an increase in the average price of oil sold. Volumes of oil sold decreased by 350 barrels for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994, while volumes of natural gas sold remained relatively constant for the similar periods of comparison. Average natural gas prices decreased to $1.24 per Mcf for the three months ended March 31, 1995 from $1.92 per Mcf for the three months ended March 31, 1994, while average oil prices increased to $18.48 per barrel for the three months ended March 31, 1995 from $16.84 per barrel for the three months ended March 31, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,763 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This increase was primarily due to workover charges on a well during the three months ended March 31, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 42.4% for the three months ended March 31, 1995 from 25.0% for the three months ended March 31, 1994. This percentage increase was primarily due to the dollar increase in production expenses as discussed above and the decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $14,701 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was primarily a result of a significant upward revision in the estimate of the Program's remaining oil and natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 20.4% for the three months ended March 31, 1995 from 28.0% for the three months ended March 31, 1994. This percentage decrease was primarily a result of the dollar decrease in depreciation, depletion, and amortization expense as discussed above and an increase in the average price of oil sold, partially offset by the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               General and administrative expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 12.1% for the three months ended March 31, 1995 as compared to 8.6% for the three months ended March 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

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


                                   DYCO OIL AND GAS PROGRAM 1986-2 LIMITED
                                   PARTNERSHIP

                                                (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner



Date:     August 28, 1995          By:  /s/Dennis  R. Neill

                                        -------------------------
                                              (Signature)
                                        Dennis R. Neill
                                        Senior Vice President


Date:     August 28, 1995         By:  /s/Patrick M. Hall

                                       ------------------------------
                                             (Signature)
                                             Patrick M. Hall
                                             Senior Vice President -
                                             Controller
                                             Principal Accounting Officer