Form 10-Q
period 1995-09-30
DYCO OIL & GAS PROGRAM 1986-2
filed 1995-11-14
CIK 778961

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
       September 30, 1995                   0-16488 (1986-2)



                    DYCO OIL AND GAS PROGRAM 1986-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)


            Minnesota                               41-1529976
(State or other jurisdiction           (I.R.S. Employer Identification
of incorporation or organization)            Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)


                                ASSETS

                                          September 30, December 31,
                                              1995          1994
                                          ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 20,807      $ 21,615
   Accrued oil and gas sales, including
     $26,709 and $30,011 due from
     related parties (Note 2) . . . . . .      40,575        41,509
                                             --------      --------
      Total current assets  . . . . . . .    $ 61,382      $ 63,124

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     227,817       268,130

DEFERRED CHARGE . . . . . . . . . . . . .      40,024        40,024
                                             --------      --------
                                             $329,223      $371,278
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  6,749      $  5,577
   Gas imbalance payable  . . . . . . . .       1,060         1,060
                                             --------      --------
      Total current liabilities . . . . .    $  7,809      $  6,637

PARTNERS' CAPITAL:
   General Partner, issued and outstanding
     21 units . . . . . . . . . . . . . .       3,215         3,647
   Limited Partners, issued and outstanding,
     2,020 units  . . . . . . . . . . . .     318,199       360,994
                                             --------      --------
      Total Partners' capital . . . . . .    $321,414      $364,641
                                             --------      --------
                                             $329,223      $371,278
                                             ========      ========

                     The accompanying condensed notes are an
                   integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------   ---------

REVENUES:
   Oil and gas sales, including
     $45,446 and $62,530 of sales
     to related parties (Note 2)  . . . .      $60,494      $98,553
   Interest . . . . . . . . . . . . . . .          438          340
                                               -------      -------
                                               $60,932      $98,893
                                               -------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $32,149      $25,360
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    13,160       25,567
   General and administrative (Note 2)  .        7,894        8,148
                                               -------      -------
                                               $53,203      $59,075
                                               -------      -------

NET INCOME  . . . . . . . . . . . . . . .      $ 7,729      $39,818
                                               =======      =======
GENERAL PARTNER (1%) - net income . . . .      $    77      $   398
                                               =======      =======
LIMITED PARTNERS (99%) - net income   . .      $ 7,652      $39,420
                                               =======      =======
NET INCOME PER UNIT . . . . . . . . . . .      $     4      $    19
                                               =======      =======
UNITS OUTSTANDING . . . . . . . . . . . .        2,041        2,041
                                               =======      =======


                     The accompanying condensed notes are an
                  integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------   ---------

REVENUES:
   Oil and gas sales, including
     $144,368 and $208,806 of sales
     to related parties (Note 2)  . . . .     $219,320     $311,570
   Interest . . . . . . . . . . . . . . .          942          976
                                              --------     --------
                                              $220,262     $312,546
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 88,567     $ 80,305
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    45,595       91,285
   General and administrative (Note 2)  .       27,277       25,973
                                              --------     --------
                                              $161,439     $197,563
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $ 58,823     $114,983
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $    588     $  1,150
                                              ========     ========
LIMITED PARTNERS (99%) - net income   . .     $ 58,235     $113,833
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $     29     $     56
                                               =======     ========
UNITS OUTSTANDING . . . . . . . . . . . .        2,041        2,041
                                              ========     ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . .     $ 58,823     $114,983
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation, depletion, and amortiza-
       tion of oil and gas properties . . .     45,595       91,285
     Decrease in accrued oil and gas sales         934       13,550
     Increase in deferred charge  . . . .          -         (  683)
     Increase (decrease) in accounts payable     1,172       (1,215)
     Decrease in gas imbalance payable  .          -      (   3,620)
                                              --------     --------
      Net cash provided by operating
        activities                            $106,524     $214,300
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($  5,282)    $    -
   Retirements of oil and gas properties           -         17,633
                                              --------     --------
      Net cash (used) provided by investing
        activities  . . . . . . . . . . .    ($  5,282)    $ 17,633
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($102,050)   ($214,305)
                                              --------     --------
      Net cash used by financing activities  ($102,050)   ($214,305)
                                              --------     --------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .    ($    808)    $ 17,628

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                       21,615       14,757
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 20,807      $32,385
                                              ========     ========

                 The accompanying condensed notes are an
               integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                              (Unaudited)


1. ACCOUNTING POLICIES
   -------------------

   The balance sheet as of September 30, 1995, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994 and changes in cash flows for the nine months ended September 30, 1995 and 1994 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended
   September 30, 1995 and 1994 such expenses totaled $7,894 and $8,148, respectively, of which $7,341 and $7,341 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 such expenses totaled $27,277 and $25,973, respectively, of which $22,023 and $22,023 were paid to Dyco.

   Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The  Program  sells gas  at market  prices  to Premier  Gas Company
   ("Premier"),  an affiliated  company, and  Premier may  then resell such gas to third parties at market prices. During the three months ended September 30, 1995 and 1994 these sales totaled $45,446 and $62,530, respectively. During the nine months ended September 30, 1995 and 1994 these sales totaled $144,368 and $208,806, respectively. At September 30, 1995 accrued oil and gas sales included $26,709 due from Premier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact. Over the last several years, the domestic energy industry and the Program have contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

     The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                     Three months ended September 30,
                                     --------------------------------
                                         1995            1994
                                         ----            ----
        Oil and gas sales               $60,494        $98,553
        Oil and gas production expenses $32,149        $25,360
        Barrels produced                    684            707
        Mcf produced                     41,296         60,741
        Average price/Bbl               $ 22.00        $ 16.05
        Average price/Mcf               $  1.10        $  1.44

     As shown in the table, oil and natural gas sales decreased 38.6% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease resulted primarily from decreases in the volumes and average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of oil and natural gas sold decreased 23 barrels and 19,445 Mcf, respectively, for the three months ended
     September  30,  1995  as  compared  to  the  three  months  ended
     September 30, 1994. The decrease in the volumes of natural gas sold was primarily the result of significant positive prior period volume adjustments from a purchaser on a certain well during the three months ended September 30, 1994. Average natural gas prices decreased to $1.10 per Mcf for the three months ended September 30, 1995 from $1.44 per Mcf for the three months ended September 30, 1994, while average oil prices increased to $22.00 per barrel for the three months ended September 30, 1995 from $16.05 per barrel for the three months ended September 30, 1994.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) increased $6,789 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily a result of workover charges on one of the Program's wells during the three months ended September 30, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 53.1% for the three months ended September 30, 1995 from 25.7% for the three months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $12,407 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease was primarily the result of the decrease in the volumes of oil and natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 and a significant upward revision in the estimate of the Program's remaining oil and natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 21.8% for the three months ended September 30, 1995 as compared to 25.9% for the three months ended September 30, 1994. This percentage decrease was primarily the result of the dollar decrease in depreciation, depletion, and amortization expense related to the upward revision in the estimate of remaining oil and natural gas reserves as discussed above.

     General and administrative expenses decreased slightly by $254 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 13.0% for the three months ended September 30, 1995 from 8.3% for the three months ended September 30, 1994. This percentage increase was primarily due to the decrease in the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                      Nine months ended September 30,
                                      -------------------------------
                                         1995           1994
                                         ----           ----
        Oil and gas sales              $219,320       $311,570
        Oil and gas production
          expenses                     $ 88,567       $ 80,305
        Barrels produced                  3,907          4,446
        Mcf produced                    120,102        147,339
        Average price/Bbl              $  18.92       $  16.89
        Average price/Mcf              $   1.21       $   1.60


     As shown in the table, oil and natural gas sales decreased 29.6% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted from the decreases in the volumes of oil and natural gas sold and the decease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil and natural gas sold decreased 539 barrels and 27,237 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease in the volumes of natural gas sold was primarily the result of significant positive prior period volume adjustments from a purchaser on two of the Program's wells during the nine months ended September 30, 1994. Average natural gas prices decreased to $1.21 per Mcf for the nine months ended September 30, 1995 from $1.60 per Mcf for the nine months ended September 30, 1994, while average oil prices increased to $18.92 per barrel for the nine months ended September 30, 1995 from $16.89 per barrel for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,262 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase was primarily due to workover charges on several of the Program's wells during the nine months ended September 30, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 40.4% for the nine months ended September 30, 1995 from 25.8% for the nine months ended September 30, 1994. This percentage increase was primarily due to the dollar increases in production expenses as discussed above and the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $45,690 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily the result of the decrease in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 and a significant upward revision in the estimate of the Program's remaining oil and natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 20.8% for the nine months ended September 30, 1995 compared to 29.3%
     for the nine months ended September 30, 1994. This percentage decrease was primarily a result of the dollar decrease in depreciation, depletion, and amortization expense related to the upward revision in the estimate of the remaining oil and natural gas reserves as discussed above.

     General and administrative expenses increased $1,304 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This dollar increase resulted primarily from an increase in the Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 12.4% for the nine months ended September 30, 1995 from 8.3% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

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


                         DYCO  OIL  AND  GAS  PROGRAM  1986-2  LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:     November 13, 1995        By:        /s/Dennis R. Neill
                                        ---------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        Senior Vice President



Date:     November 13, 1995        By:        /s/Patrick M. Hall
                                        ----------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Senior Vice President - Controller
                                        Principal Accounting Officer