Form 10-Q
period 1996-03-31
DYCO OIL & GAS PROGRAM 1986-2
filed 1996-05-10
CIK 778961

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
        March 31, 1996                            0-16488 (1986-2)



                    DYCO OIL AND GAS PROGRAM 1986-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)


         Minnesota                         41-1529976
(State or other jurisdiction        (I.R.S. Employer Identification
of incorporation or organization)           Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                             March 31,  December 31,
                                               1996         1995
                                            ----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 20,552      $ 55,853
   Accrued oil and gas sales, including
     $36,760 due from related parties
     in 1995 (Note 2) . . . . . . . . . .      44,743        49,079
                                             --------      --------
      Total current assets  . . . . . . .    $ 65,295      $104,932

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     224,282       233,410

DEFERRED CHARGE . . . . . . . . . . . . .      43,323        43,323
                                             --------      --------
                                             $332,900      $381,665
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  3,512      $  7,021
                                             --------      --------
      Total current liabilities . . . . .    $  3,512      $  7,021

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     21 units . . . . . . . . . . . . . .    $  3,296      $  3,748
   Limited Partners, issued and outstanding,
     2,020 units  . . . . . . . . . . . .     326,092       370,896
                                             --------      --------
      Total Partners' capital . . . . . .    $329,388      $374,644
                                             --------      --------
                                             $332,900      $381,665
                                             ========      ========

                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                              ---------   ---------

REVENUES:
   Oil and gas sales, including
     $54,525 of sales to related
     parties in 1995 (Note 2) . . . . . .      $66,206      $82,394
   Interest . . . . . . . . . . . . . . .          633          265
                                               -------      -------
                                               $66,839      $82,659
                                               -------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $10,940      $34,955
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .     9,128       16,780
   General and administrative (Note 2)  .       10,387       10,000
                                               -------      -------
                                               $30,455      $61,735
                                               -------      -------

NET INCOME  . . . . . . . . . . . . . . .      $36,384      $20,924
                                               =======      =======
GENERAL PARTNER (1%) - net income . . . .      $   364      $   209
                                               =======      =======
LIMITED PARTNERS (99%) - net income   . .      $36,020      $20,715
                                               =======      =======
NET INCOME PER UNIT . . . . . . . . . . .      $    18      $    10
                                               =======      =======
UNITS OUTSTANDING . . . . . . . . . . . .        2,041        2,041
                                               =======      =======

                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                              ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . .      $36,384        $20,924
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation, depletion, and amortization
       of oil and gas properties . . . . . .     9,128         16,780
     Decrease in accrued oil and gas sales       4,336          6,085
     Increase (decrease) in accounts payable  (  3,509)         1,182
                                               -------        -------
      Net cash provided by operating
       activities                              $46,339        $44,971
                                               -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .      $   -       ($ 1,455)
                                               -------      -------
      Net cash used by investing activities    $   -       ($ 1,455)
                                               -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .     ($81,640)    ($40,820)
                                               -------      -------
      Net cash used by financing activities   ($81,640)    ($40,820)
                                               -------      -------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .     ($35,301)     $ 2,696

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                          55,853       21,615
                                               -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $20,552      $24,311
                                               =======      =======

                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)


1. ACCOUNTING POLICIES
   -------------------

   The balance sheet as of March 31, 1996, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

   The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

   OIL AND GAS PROPERTIES
   ----------------------

   Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1996 and 1995 such expenses totaled $10,387 and $10,000, respectively, of which $7,341 and $7,341 were paid to Dyco.

   Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended March 31, 1995 these sales totaled $54,525. At March 31, 1995, accrued oil and gas sales included $36,760 due from Premier.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

RESULTS OF OPERATIONS
- ---------------------

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                      Three months ended March 31,
                                  --------------------------------
                                         1996            1995
                                         ----            ----
        Oil and gas sales               $66,206        $82,394
        Oil and gas production expenses $10,940        $34,955
        Barrels produced                     10          1,783
        Mcf produced                     36,899         39,970
        Average price/Bbl               $ 23.40        $ 18.48
        Average price/Mcf               $  1.79        $  1.24

     As shown in the table above, oil and gas sales decreased 19.6% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to a decrease in the volumes of oil and natural gas sold, partially offset by an increase in the average price of natural gas sold. Volumes of oil and natural gas sold decreased 1,773 barrels and 3,071 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease in volumes of oil sold was primarily due to the sale of one significant oil producing well. Average oil and natural gas prices increased to $23.40 per barrel and $1.79 per Mcf for the three months ended March 31, 1996 from $18.48 per barrel and $1.24 per Mcf for the three months ended March 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,015 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to (i) the sale of one well and (ii) workover charges on another well during the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 16.5% for the three months ended March 31, 1996 from 42.4% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses as discussed above and the increase in the average price of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $7,652 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to the decrease in volumes of oil and natural gas sold and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 13.8% for the three months ended March 31, 1996 from 20.4% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties related to the upward revisions and the increase in the average price of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses increased to 15.7% for the three months ended March 31, 1996 from 12.1% for the three months ended March 31, 1995. This percentage increase was primarily due to the decrease in oil and gas sales during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

                      PART II:  OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1986-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION
                              General Partner



Date:     May 9, 1996    By:        /s/Dennis R. Neill
                              ---------------------------------
                                   (Signature)
                              Dennis R. Neill
                              Senior Vice President



Date:     May 9, 1996       By:     /s/Patrick M. Hall
                              --------------------------------------
                                   (Signature)
                              Patrick M. Hall
                              Senior Vice President - Controller
                              Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-2 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.