Form 10-Q
period 1996-06-30
DYCO OIL & GAS PROGRAM 1986-2
filed 1996-08-07
CIK 778961

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
        June 30, 1996                      0-16488 (1986-2)



                    DYCO OIL AND GAS PROGRAM 1986-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)


            Minnesota                       41-1529976
     (State or other jurisdiction  (I.R.S. Employer Identification
       of incorporation or                        Number)
          organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
     ------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)



                         (918) 583-1791
          ---------------------------------------------------
          Registrant's telephone number, including area code)


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
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 65,659      $ 55,853
  Accrued oil and gas sales, including
   $36,760 due from related parties
   in 1995 (Note 2)                        49,459        49,079
                                         --------      --------
     Total current assets                $115,118      $104,932

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    213,785       233,410

DEFERRED CHARGE                            43,323        43,323
                                         --------      --------
                                         $372,226      $381,665
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  3,612      $  7,021
                                         --------      --------
     Total current liabilities           $  3,612      $  7,021

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 21 units                    3,688         3,748
  Limited Partners, issued and
   outstanding 2,020 units                364,926       370,896
                                         --------      --------
     Total Partners' capital             $368,614      $374,644
                                         --------      --------
                                         $372,226      $381,665
                                         ========      ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $44,397 of sales to related
   parties in 1995 (Note 2)               $79,001      $76,432
  Interest                                    227          239
                                          -------      -------
                                          $79,228      $76,671

COST AND EXPENSES:
  Oil and gas production                  $20,641      $21,463
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              10,497       15,655
  General and administrative (Note 2)       8,864        9,383
                                          -------      -------
                                          $40,002      $46,501
                                          -------      -------

NET INCOME                                $39,226      $30,170
                                          =======      =======
GENERAL PARTNER (1%) - net
  income                                  $   392      $   302
                                          =======      =======
LIMITED PARTNERS (99%) - net
  income                                  $38,834      $29,868
                                          =======      =======
NET INCOME PER UNIT                       $    19      $    15
                                          =======      =======
UNITS OUTSTANDING                           2,041        2,041
                                          =======      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     ---------

REVENUES:
  Oil and gas sales, including
   $98,922 of sales to related
   parties in 1995 (Note 2)              $145,207     $158,826
  Interest                                    860          504
                                         --------     --------
                                         $146,067     $159,330

COST AND EXPENSES:
  Oil and gas production                 $ 31,581     $ 56,418
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              19,625       32,435
  General and administrative (Note 2)      19,251       19,383
                                         --------     --------
                                         $ 70,457     $108,236
                                         --------     --------

NET INCOME                               $ 75,610     $ 51,094
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    756     $    511
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 74,854     $ 50,583
                                         ========     ========
NET INCOME PER UNIT                      $     37     $     25
                                         ========     ========
UNITS OUTSTANDING                           2,041        2,041
                                         ========     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $75,610      $51,094
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            19,625       32,435
   Increase in accrued oil and gas
     sales                               (    380)    ( 22,978)
   Increase (decrease) in accounts
     payable                             (  3,409)         432
                                          -------      -------
   Net cash provided by operating
     activities                           $91,446      $60,983
                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties     $   -       ($ 1,455)
                                          -------      -------
   Net cash used by investing
     activities                           $   -       ($ 1,455)
                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($81,640)    ($40,820)
                                          -------      -------
   Net cash used by financing
     activities                          ($81,640)    ($40,820)
                                          -------      -------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $ 9,806      $18,708

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      55,853       21,615
                                          -------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $65,659      $40,323
                                          =======      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1996 and 1995 such expenses totaled $8,864 and $9,383, respectively, of which $7,341 and $7,341 were paid to Dyco. During the six months ended June 30, 1996 and 1995 such expenses totaled $19,251 and $19,383, respectively, of which $14,682 and $14,682 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended June 30, 1995 these sales totaled $44,397. During the six months ended June 30, 1995 these sales totaled $98,922. At December 31, 1995, accrued oil and gas sales included $36,760 due from Premier.

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

RESULTS OF OPERATIONS
- ---------------------

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                         -------         -------
      Oil and gas sales                  $79,001         $76,432
      Oil and gas production expenses    $20,641         $21,463
      Barrels produced                        21           1,440
      Mcf produced                        42,648          38,836
      Average price/Bbl                  $ 18.53         $ 18.01
      Average price/Mcf                  $  1.84         $  1.30

     As shown in the table above, oil and gas sales increased $2,569 (3.4%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $21,720 was related to the increases in the average prices of oil and natural gas sold and $7,014 was related to the increase in the volumes of natural gas sold, partially offset by a $26,294 decrease related to the decrease in the volumes of oil sold. Volumes of natural gas sold increased 3,812 Mcf, while volumes of oil sold decreased 1,419 barrels for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase in the volumes of natural gas sold was primarily a result of positive prior period adjustments made by the operator on one well during the three months ended June 30, 1996. The decrease in volumes of oil sold was primarily a result of the sale of one significant oil producing well subsequent to the three months ended June 30, 1995. Average oil and natural gas prices increased to $18.53 per barrel and $1.84 per Mcf, respectively, for the three months ended June 30, 1996 from $18.01 per barrel and $1.30 per Mcf, respectively, for the three months ended June 30, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased $822 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in the volumes of oil sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 26.1% for the three months ended June 30, 1996 from 28.1% for the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $5,158 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily a result of the decrease in volumes of oil sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 13.3% for the three months ended June 30, 1996 from 20.5% for the three months ended June 30, 1995. This percentage decrease was primarily a result of the decrease in depreciation, depletion, and amortization of oil and gas properties related to the upward reserve revisions as discussed above and the increase in the average price of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $519 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily a result of a decrease in professional fees for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.2% for the three months ended June 30, 1996 from 12.3% for the three months ended June 30, 1995. This percentage decrease was primarily a result of the increase in the average price of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $145,207        $158,826
      Oil and gas production expenses   $ 31,581        $ 56,418
      Barrels produced                        34           3,223
      Mcf produced                        79,547          78,806
      Average price/Bbl                 $  18.33        $  18.27
      Average price/Mcf                 $   1.82        $   1.27

     As shown in the table above, oil and gas sales decreased $13,619 (8.6%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this decrease, $58,454 was related to the decrease in the volumes of oil sold, partially offset by a $43,343 increase related to the increase in the average price of natural gas sold and a $1,349 increase related to the increase in the volumes of natural gas sold. Volumes of natural gas sold increased 741 Mcf, while volumes of oil sold decreased by 3,189 barrels for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in volumes of oil sold was primarily a result of the sale of one significant oil producing well subsequent to the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.33 per barrel and $1.82 per Mcf, respectively, for the six months ended June 30, 1996 from $18.27 per barrel and $1.27 per Mcf, respectively, for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,837 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) the sale of one of the Program's wells and (ii) workover expenses incurred on one well during the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 21.7% for the six months ended June 30, 1996 from 35.5% for the six months ended June 30, 1995. This percentage decrease was primarily due to the decrease in oil and gas production expenses as discussed above and the increase in the average price of natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $12,810 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily a result of the decrease in volumes of oil sold and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 13.5% for the six months ended June 30, 1996 from 20.4% for the six months ended June 30, 1995. This percentage decrease was primarily due to the decrease in depreciation, depletion, and amortization of oil and gas properties related to the upward reserve revisions as discussed above and the increase in the average price of natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses increased to 13.3% for the six months ended June 30, 1996 from 12.2% for the six months ended June 30, 1995. This percentage increase was primarily due to the decrease in oil sales during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                      PART II:  OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1986-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 7, 1996    By:        /s/Dennis R. Neill
                            -----------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 7, 1996    By:       /s/Drew S. Phillips
                            -----------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-2 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.