Form 10-Q
period 1996-09-30
DYCO OIL & GAS PROGRAM 1986-2
filed 1996-10-31
CIK 778961

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
      September 30, 1996                        0-16488



                    DYCO OIL AND GAS PROGRAM 1986-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)


            Minnesota                       41-1529976
     (State or other jurisdiction  (I.R.S. Employer Identification
       of incorporation or                    Number)
          organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
     ------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)



                             (918) 583-1791
          ----------------------------------------------------
          (Registrant's telephone number, including area code)


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
                              (Unaudited)

                                ASSETS
                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 29,364      $ 55,853
  Accrued oil and gas sales, including
   $36,760 due from related parties
   in 1995 (Note 2)                         42,039        49,079
                                          --------      --------
     Total current assets                 $ 71,403      $104,932

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     196,769       233,410

DEFERRED CHARGE                             43,323        43,323
                                          --------      --------
                                          $311,495      $381,665
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  5,131      $  7,021
                                          --------      --------
     Total current liabilities            $  5,131      $  7,021

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 21 units                     3,065         3,748
  Limited Partners, issued and
   outstanding, 2,020 units                303,299       370,896
                                          --------      --------
     Total Partners' capital              $306,364      $374,644
                                          --------      --------
                                          $311,495      $381,665
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $45,446 of sales to related
   parties in 1995 (Note 2)               $61,373      $60,494
  Interest                                    696          438
                                          -------      -------
                                          $62,069      $60,932

COST AND EXPENSES:
  Oil and gas production                  $26,790      $32,149
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               7,860       13,160
  General and administrative (Note 2)       8,029        7,894
                                          -------      -------
                                          $42,679      $53,203
                                          -------      -------

NET INCOME                                $19,390      $ 7,729
                                          =======      =======
GENERAL PARTNER (1%) - net
  income                                  $   194      $    77
                                          =======      =======
LIMITED PARTNERS (99%) - net
  income                                  $19,196      $ 7,652
                                          =======      =======
NET INCOME PER UNIT                       $  9.50      $  3.79
                                          =======      =======
UNITS OUTSTANDING                           2,041        2,041
                                          =======      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         --------     ---------
REVENUES:
  Oil and gas sales, including
   $144,368 of sales to related
   parties in 1995 (Note 2)              $206,580     $219,320
  Interest                                  1,556          942
                                         --------     --------
                                         $208,136     $220,262

COST AND EXPENSES:
  Oil and gas production                 $ 58,371     $ 88,567
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              27,485       45,595
  General and administrative (Note 2)      27,280       27,277
                                         --------     --------
                                         $113,136     $161,439
                                         --------     --------

NET INCOME                               $ 95,000     $ 58,823
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    950     $    588
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 94,050     $ 58,235
                                         ========     ========
NET INCOME PER UNIT                      $  46.55     $  28.82
                                         ========     ========
UNITS OUTSTANDING                           2,041        2,041
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 95,000     $ 58,823
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            27,485       45,595
   Decrease in accrued oil and gas
     sales                                  7,040          934
   Increase (decrease) in accounts
     payable                            (   1,890)       1,172
                                         --------     --------
   Net cash provided by operating
     activities                          $127,635     $106,524
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas
   properties                            $    -      ($  5,282)
  Retirements of oil and gas
   properties                               9,156          -
                                         --------      -------
   Net cash provided (used) by
     investing activities                $  9,156    ($  5,282)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($163,280)   ($102,050)
                                         --------     --------
   Net cash used by financing
     activities                         ($163,280)   ($102,050)
                                         --------     --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                           ($ 26,489)   ($    808)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      55,853       21,615
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 29,364     $ 20,807
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1996 and 1995 such expenses totaled $8,029 and $7,894, respectively, of which $7,341 and $7,341 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 such expenses totaled $27,280 and $27,277, respectively, of which $22,023 and $22,023 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended September 30, 1995 these sales totaled $45,446. During the nine months ended September 30, 1995 these sales totaled $144,368. At December 31, 1995, accrued gas sales included $36,760 due from Premier.

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

RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                         -------         -------
      Oil and gas sales                  $61,373         $60,494
      Oil and gas production expenses    $26,790         $32,149
      Barrels produced                        45             684
      Mcf produced                        32,072          41,296
      Average price/Bbl                  $ 21.49         $ 22.00
      Average price/Mcf                  $  2.01         $  1.10

     As shown in the table above, oil and gas sales remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. While the average price of natural gas sold increased for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, any resulting increase in oil and natural gas sales was offset by decreases in the volumes of oil and natural gas sold and the decrease in the average price of oil sold. Volumes of oil and natural gas sold decreased by 639 barrels and 9,224 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in volumes of oil sold resulted primarily from the sale of one significant oil producing well during the three months ended September 30, 1995. The decrease in volumes of natural gas sold resulted primarily from the normal declines in production from diminished natural gas reserves on two wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil prices decreased to $21.49 per barrel for the three months ended September 30, 1996 from $22.00 per barrel for the three months ended September 30, 1995, while average natural gas prices increased to $2.01 per Mcf for the three months ended September 30, 1996 from $1.10 per Mcf for the three months ended September 30, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased $5,359 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from
     (i) the sale of one well during the three months ended September 30, 1995 and (ii) workover expenses incurred on another well during the three months ended September 30, 1995 in order to improve the recovery of reserves, partially offset by abandonment expenses incurred on one well during the three months ended September 30, 1996 and the purchase of an additional interest in a producing property during the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 43.7% for the three months ended September 30, 1996 from 53.1% for the three months ended September 30, 1995. This percentage decrease was primarily a result of the increase in the average price of natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $5,300 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily due to the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended
     September 30, 1995 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 12.8% for the three months ended September 30, 1996 from 21.8% for the three months ended
     September 30, 1995. This percentage decrease was primarily a result of the decrease in depreciation, depletion, and amortization of oil and gas properties related to the upward reserve revisions discussed above and the increase in the average price of natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 13.1% for the three months ended September 30, 1996 as compared to 13.0% for the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $206,580        $219,320
      Oil and gas production expenses   $ 58,371        $ 88,567
      Barrels produced                        85           3,907
      Mcf produced                       111,619         120,102
      Average price/Bbl                 $  18.71        $  18.92
      Average price/Mcf                 $   1.87        $   1.21

     As shown in the table above, oil and gas sales decreased $12,740 (5.8%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this decrease, $87,373 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $79,267 increase related to the increase in the average price of natural gas sold. Volumes of oil and natural gas sold decreased by 3,822 barrels and 8,483 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in volumes of oil sold resulted primarily from the sale of one significant oil producing property during the nine months ended September 30, 1995. Average oil prices decreased to $18.71 per barrel for the nine months ended September 30, 1996 from $18.92 per barrel for the nine months ended September 30, 1995, while average natural gas prices increased to $1.87 per Mcf for the nine months ended September 30, 1996 from $1.21 per Mcf for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $30,196 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to (i) the sale of one well during the nine months ended September 30, 1995 and (ii) workover charges incurred on another well during the nine months ended September 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 28.3% for the nine months ended September 30, 1996 from 40.4% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the decrease in oil and gas production expenses as discussed above and the increase in the average price of natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $18,110 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily a result of the decreases in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 13.0% for the nine months ended September 30, 1996 from 20.8% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the decrease in depreciation, depletion, and amortization of oil and gas properties related to the upward reserve revisions discussed above and the increase in the average price of natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 13.2% for the nine months ended September 30, 1996 as compared to 12.4% for the nine months ended September 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 5. OTHER INFORMATION

     On  October 1, 1996,  Drew Phillips  resigned as  Chief Financial
     Officer  of  Dyco.    Mr.  Phillips  continues  to  serve  as  an
     accounting officer of affiliates of Dyco.

     On October 1, 1996, Patrick M. Hall was elected Chief Financial Officer of Dyco. Mr. Hall joined affiliates of Dyco (collectively, the "Samson Companies") in 1983. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also Senior Vice President - Controller of Samson Investment Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1986-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  October 31, 1996       By:        /s/Dennis R. Neill
                                 --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  October 31, 1996       By:       /s/Patrick M. Hall
                                 --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-2 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.