Form 10-Q
period 1997-06-30
DYCO OIL & GAS PROGRAM 1986-2
filed 1997-08-05
CIK 778961

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
        June 30, 1997                           0-16488



                    DYCO OIL AND GAS PROGRAM 1986-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)


            Minnesota                       41-1529976
     (State or other jurisdiction  (I.R.S. Employer Identification
       of incorporation or                    Number)
          organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,    December 31,
                                           1997         1996
                                       -----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 18,412      $ 25,262
  Accrued oil and gas sales                 63,145        68,892
                                          --------      --------
     Total current assets                 $ 81,557      $ 94,154

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     175,829       201,379

DEFERRED CHARGE                             43,179        43,179
                                          --------      --------
                                          $300,565      $338,712
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  4,181      $  3,798
                                          --------      --------
     Total current liabilities            $  4,181      $  3,798

ACCRUED LIABILITY                            1,768         1,768

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 21 units                     2,947         3,333
  Limited Partners, issued and
   outstanding, 2,020 units                291,669       329,813
                                          --------      --------
     Total Partners' capital              $294,616      $333,146
                                          --------      --------
                                          $300,565      $338,712
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                       $57,026      $79,001
  Interest                                    766          227
                                          -------      -------
                                          $57,792      $79,228

COST AND EXPENSES:
  Oil and gas production                  $12,898      $20,641
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               2,373       10,497
  General and administrative (Note 2)       8,332        8,864
                                          -------      -------
                                          $23,603      $40,002
                                          -------      -------

NET INCOME                                $34,189      $39,226
                                          =======      =======
GENERAL PARTNER (1%) - net
  income                                  $   342      $   392
                                          =======      =======
LIMITED PARTNERS (99%) - net
  income                                  $33,847      $38,834
                                          =======      =======
NET INCOME PER UNIT                       $ 16.75      $ 19.22
                                          =======      =======
UNITS OUTSTANDING                           2,041        2,041
                                          =======      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $187,271     $145,207
  Interest                                  1,140          860
                                         --------     --------
                                         $188,411     $146,067

COST AND EXPENSES:
  Oil and gas production                 $ 31,471     $ 31,581
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              22,835       19,625
  General and administrative (Note 2)      19,560       19,251
                                         --------     --------
                                         $ 73,866     $ 70,457
                                         --------     --------

NET INCOME                               $114,545     $ 75,610
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,145     $    756
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $113,400     $ 74,854
                                         ========     ========
NET INCOME PER UNIT                      $  56.12     $  37.05
                                         ========     ========
UNITS OUTSTANDING                           2,041        2,041
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $114,545      $75,610
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            22,835       19,625
   (Increase) decrease in accrued
     oil and gas sales                      5,747     (    380)
   Increase (decrease) in accounts
     payable                                  383     (  3,409)
                                         --------      -------
   Net cash provided by operating
     activities                          $143,510      $91,446
                                         --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $  2,715      $   -
                                         --------      -------
   Net cash provided by investing
     activities                          $  2,715      $   -
                                         --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($153,075)    ($81,640)
                                         --------      -------
   Net cash used by financing
     activities                         ($153,075)    ($81,640)
                                         --------      -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($  6,850)     $ 9,806

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      25,262       55,853
                                         --------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 18,412      $65,659
                                         ========      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1997 and 1996 such expenses totaled $8,332 and $8,864, respectively, of which $7,341 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 such expenses totaled $19,560 and $19,251, respectively, of which $14,682 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                       Three months ended June 30,
                                       ---------------------------
                                          1997            1996
                                         -------         -------
      Oil and gas sales                  $57,026         $79,001
      Oil and gas production expenses    $12,898         $20,641
      Barrels produced                       -                21
      Mcf produced                        27,223          42,648
      Average price/Bbl                  $   -           $ 18.53
      Average price/Mcf                  $  2.09         $  1.84

     As shown in the table above, total oil and gas sales decreased $21,975 (27.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $28,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $7,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 21 barrels and 15,425 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on two wells. Average gas prices increased to $2.09 per Mcf for the three months ended June 30, 1997 from $1.84 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,743 (37.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) a decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 22.6% for the three months ended June 30, 1997 from 26.1% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $8,124 (77.4%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) the decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 4.2% for the three months ended June 30, 1997 from 13.3% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses decreased $532 (6.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 14.6% for the three months ended June 30, 1997 as compared to 11.2% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six months ended June 30,
                                       -------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $187,271        $145,207
      Oil and gas production expenses   $ 31,471        $ 31,581
      Barrels produced                       -                34
      Mcf produced                        86,788          79,547
      Average price/Bbl                 $    -          $  18.33
      Average price/Mcf                 $   2.16        $   1.82

     As shown in the table above, total oil and gas sales increased $42,604 (29.0%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $13,000 and $30,000, respectively, were related to increases in the volumes and average prices of gas sold. Volumes of oil sold decreased 34 barrels, while volumes of gas sold increased 7,241 Mcf for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase in volumes of gas sold resulted primarily from a positive prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1997. Average gas prices increased to $2.16 per Mcf for the six months ended June 30, 1997 from $1.82 per Mcf for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 16.8% for the six months ended June 30, 1997 from 21.7% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $3,210 (16.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from (i) an increase in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) a decrease in the gas price used in the valuation of reserves at June 30, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 12.2% for the six months ended June 30, 1997 and 13.5% for the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 10.4% for the six months ended June 30, 1997 as compared to 13.3% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1986-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  August 5, 1997        By:        /s/Dennis R. Neill
                                 --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  August 5, 1997        By:       /s/Patrick M. Hall
                                 --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-2 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.