Form 10-Q
period 1997-09-30
DYCO OIL & GAS PROGRAM 1986-2
filed 1997-11-03
CIK 778961

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
       September 30, 1997                      0-16488



                    DYCO OIL AND GAS PROGRAM 1986-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)


            Minnesota                       41-1529976
     (State or other jurisdiction  (I.R.S. Employer Identification
       of incorporation or                    Number)
          organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS

                                      September 30,  December 31,
                                          1997          1996
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 59,765      $ 25,262
  Accrued oil and gas sales                 64,303        68,892
                                          --------      --------
     Total current assets                 $124,068      $ 94,154

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     170,529       201,379

DEFERRED CHARGE                             43,179        43,179
                                          --------      --------
                                          $337,776      $338,712
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  3,401      $  3,798
                                          --------      --------
     Total current liabilities            $  3,401      $  3,798

ACCRUED LIABILITY                            1,768         1,768

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 21 units                     3,327         3,333
  Limited Partners, issued and
   outstanding, 2,020 units                329,280       329,813
                                          --------      --------
     Total Partners' capital              $332,607      $333,146
                                          --------      --------
                                          $337,776      $338,712
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                       $68,880      $61,373
  Interest                                    384          696
                                          -------      -------
                                          $69,264      $62,069

COST AND EXPENSES:
  Oil and gas production                  $17,694      $26,790
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               5,300        7,860
  General and administrative (Note 2)       8,279        8,029
                                          -------      -------
                                          $31,273      $42,679
                                          -------      -------

NET INCOME                                $37,991      $19,390
                                          =======      =======
GENERAL PARTNER (1%) - net
  income                                  $   380      $   194
                                          =======      =======
LIMITED PARTNERS (99%) - net
  income                                  $37,611      $19,196
                                          =======      =======
NET INCOME PER UNIT                       $ 18.61      $  9.50
                                          =======      =======
UNITS OUTSTANDING                           2,041        2,041
                                          =======      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $256,151     $206,580
  Interest                                  1,524        1,556
                                         --------     --------
                                         $257,675     $208,136

COST AND EXPENSES:
  Oil and gas production                 $ 49,165     $ 58,371
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              28,135       27,485
  General and administrative (Note 2)      27,839       27,280
                                         --------     --------
                                         $105,139     $113,136
                                         --------     --------

NET INCOME                               $152,536     $ 95,000
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,525     $    950
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $151,011     $ 94,050
                                         ========     ========
NET INCOME PER UNIT                      $  74.74     $  46.55
                                         ========     ========
UNITS OUTSTANDING                           2,041        2,041
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $152,536      $ 95,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            28,135        27,485
   Decrease in accrued oil and gas
     sales                                  4,589         7,040
   Decrease in accounts payable         (     397)    (   1,890)
                                         --------      --------
   Net cash provided by operating
     activities                          $184,863      $127,635
                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $  2,715      $  9,156
                                         --------      --------
   Net cash provided by investing
     activities                          $  2,715      $  9,156
                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($153,075)    ($163,280)
                                         --------      --------
   Net cash used by financing
     activities                         ($153,075)    ($163,280)
                                         --------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       $ 34,503     ($ 26,489)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      25,262        55,853
                                         --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 59,765      $ 29,364
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1997 and 1996 such expenses totaled $8,279 and $8,029, respectively, of which $7,341 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 such expenses totaled $27,839 and $27,280, respectively, of which $22,023 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997            1996
                                         -------         -------
      Oil and gas sales                  $68,880         $61,373
      Oil and gas production expenses    $17,694         $26,790
      Barrels produced                         -              45
      Mcf produced                        34,493          32,072
      Average price/Bbl                  $     -         $ 21.49
      Average price/Mcf                  $  2.00         $  2.01

     As shown in the table above, total oil and gas sales increased $7,507 (12.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this increase, approximately $5,000 was related to an increase in the volumes of gas sold. Average gas prices remained relatively constant at $2.00 per Mcf for the three months ended September 30, 1997 as compared to $2.01 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $9,096 (34.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from abandonment expenses incurred on one well during the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 25.7% for the three months ended September 30, 1997 from 43.7% for the three months ended September 30, 1996. This percentage decrease was primarily due to a decrease in abandonment expense during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $2,560 (32.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from an increase in the gas price used in the valuation of reserves at September 30, 1997. As a percentage of oil and gas sales, this expense decreased to 7.7% for the three months ended September 30, 1997 from 12.8% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 12.0% for the three months ended September 30, 1997 as compared to 13.1% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $256,151        $206,580
      Oil and gas production expenses   $ 49,165        $ 58,371
      Barrels produced                         -              85
      Mcf produced                       121,281         111,619
      Average price/Bbl                 $      -        $  18.71
      Average price/Mcf                 $   2.11        $   1.87

     As shown in the table above, total oil and gas sales increased $49,571 (24.0%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this increase, approximately $18,000 was related to an increase in the volumes of gas sold and approximately $30,000 was related to an increase in the average price of gas sold. Average gas prices increased to $2.11 per Mcf for the nine months ended September 30, 1997 from $1.87 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $9,206 (15.8%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) abandonment expenses incurred on one well during the nine months ended September 30, 1996 and (ii) prior period adjustments for operating expenses by an operator on one well during the nine months ended September 30, 1997, which decrease was partially offset by an increase in production taxes associated with the increase in gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 19.2% for the nine months ended September 30, 1997 from 28.3% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the decrease in abandonment expenses and the positive prior period adjustment during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $650 (2.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from an increase in volumes of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 11.0% for the nine months ended September 30, 1997 as compared to 13.3% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the nine months ended September

     30, 1997 as compared to the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 10.9% for the nine months ended September 30, 1997 as compared to 13.2% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1986-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 3, 1997      By:        /s/Dennis R. Neill
                                 --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 3, 1997      By:       /s/Patrick M. Hall
                                 --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-2 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.