Form 10-Q
period 2000-06-30
DYCO OIL & GAS PROGRAM 1986-2
filed 2000-08-01
CIK 778961

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2000                                  0-16488



                        DYCO OIL AND GAS PROGRAM 1986-2
                            (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                            41-1529976
(State or other jurisdiction     (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                          June 30,    December 31,
                                            2000          1999
                                         ----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents               $ 25,872      $ 21,802
   Accrued oil and gas sales                 62,748        43,692
                                           --------      --------
     Total current assets                  $ 88,620      $ 65,494

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                      91,172       100,155

DEFERRED CHARGE                               8,930         8,930
                                           --------      --------
                                           $188,722      $174,579
                                           ========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                        $  4,796      $  4,529
                                           --------      --------
     Total current liabilities             $  4,796      $  4,529

ACCRUED LIABILITY                          $  3,165      $  3,165

PARTNERS' CAPITAL:
   General Partner, 21 general
     partner units                         $  1,810      $  1,671
   Limited Partners, issued and
     outstanding, 2,020 Units               178,951       165,214
                                           --------      --------
     Total Partners' capital               $180,761      $166,885
                                           --------      --------
                                           $188,722      $174,579
                                           ========      ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          --------       --------

REVENUES:
   Oil and gas sales                      $121,256        $66,389
   Interest                                    376            275
                                          --------        -------
                                          $121,632        $66,664

COSTS AND EXPENSES:
   Oil and gas production                 $ 15,435        $14,968
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              4,196          5,266
   General and administrative
     (Note 2)                                7,821          7,731
                                          --------        -------
                                          $ 27,452        $27,965
                                          --------        -------

NET INCOME                                $ 94,180        $38,699
                                          ========        =======
GENERAL PARTNER (1%) - net income         $    942        $   387
                                          ========        =======
LIMITED PARTNERS (99%) - net income       $ 93,238        $38,312
                                          ========        =======
NET INCOME PER UNIT                       $  46.15        $ 18.97
                                          ========        =======
UNITS OUTSTANDING                            2,041          2,041
                                           =======        =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          --------       ---------

REVENUES:
   Oil and gas sales                      $183,431        $127,565
   Interest                                    723             582
                                          --------        --------
                                          $184,154        $128,147

COSTS AND EXPENSES:
   Oil and gas production                 $ 35,825        $ 27,952
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              9,926          14,996
   General and administrative
     (Note 2)                               22,477          18,406
                                          --------        --------
                                          $ 68,228        $ 61,354
                                          --------        --------

NET INCOME                                $115,926        $ 66,793
                                          ========        ========
GENERAL PARTNER (1%) - net income         $  1,159        $    668
                                          ========        ========
LIMITED PARTNERS (99%) - net income       $114,767        $ 66,125
                                          ========        ========
NET INCOME PER UNIT                       $  56.80        $  32.73
                                          ========        ========
UNITS OUTSTANDING                            2,041           2,041
                                          ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000          1999
                                          --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $115,926       $66,793
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            9,926        14,996
     Increase in accrued oil and
       gas sales                         (  19,056)     (     40)
     Increase in accounts payable              267            64
                                          --------       -------
   Net cash provided by operating
     activities                           $107,063       $81,813
                                          --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties   ($    943)      $     -
                                          --------       -------
   Net cash used by investing
     activities                          ($    943)      $     -
                                          --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($102,050)     ($81,640)
                                          --------       -------
   Net cash used by financing
     activities                          ($102,050)     ($81,640)
                                          --------       -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $  4,070       $   173

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      21,802        20,392
                                          --------       -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $ 25,872       $20,565
                                          ========       =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and changes in cash flows for the six months ended June 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $7,821 and $7,731, respectively, of which $6,900 and $7,341, respectively, was paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $22,477 and $18,406, respectively, of which $13,800 and $14,682, respectively, were paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                            2000           1999
                                          --------        -------
      Oil and gas sales                   $121,256        $66,389
      Oil and gas production expenses     $ 15,435        $14,968
      Barrels produced                          23             51
      Mcf produced                          46,793         34,050
      Average price/Bbl                   $  24.48        $ 16.24
      Average price/Mcf                   $   2.58        $  1.93

      As shown in the table above, total oil and gas sales increased $54,867 (82.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $31,000 was related to an increase in the average price of gas sold and approximately $24,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 28 barrels, while volumes of gas sold increased 12,743 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase in volumes of gas sold was primarily due to a positive prior period adjustment made by the operator on one well during the three months ended June 30, 2000, which increase was partially offset by normal declines in production. Average oil and gas prices increased to $24.48 per barrel and $2.58 per Mcf, respectively, for the three months ended June 30, 2000 from $16.24 per barrel and $1.93 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $467 (3.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 12.7% for the three months ended June 30, 2000 from 22.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,070 (20.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to (i) an increase in the gas price used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. These decreases were partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to

      3.5% for the three months ended June 30, 2000 from 7.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $90 (1.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 6.4% for the three months ended June 30, 2000 from 11.6% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                            2000           1999
                                          --------       --------
      Oil and gas sales                   $183,431       $127,565
      Oil and gas production expenses     $ 35,825       $ 27,952
      Barrels produced                          23             93
      Mcf produced                          74,139         72,618
      Average price/Bbl                   $  24.48       $  13.81
      Average price/Mcf                   $   2.47       $   1.74

      As shown in the table above, total oil and gas sales increased $55,866 (43.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $54,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 70 barrels, while volumes of gas sold increased 1,521 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in volumes of gas sold was primarily due to a positive prior period adjustment made by the operator on one well during the six months ended June 30, 2000, which increase was offset by normal declines in production. Average oil and gas prices increased to $24.48 per barrel and $2.47 per Mcf, respectively, for the six months ended June 30, 2000 from $13.81 per barrel and $1.74 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,873 (28.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to (i) subsurface repair and maintenance expenses incurred on one well during the six months ended June 30, 2000 and (ii) workover expenses incurred on another well during the six months ended June 30, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 19.5% for the six months ended June 30, 2000 from 21.9% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,070 (33.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) an increase in the gas price used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999 and (ii) the upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 5.4% for the six months ended June 30, 2000 from 11.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $4,071 (22.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to a change in allocation among the Program and other affiliated programs of audit fees. As a percentage of oil and gas sales, these expenses decreased to 12.3% for the six months ended June 30, 2000 from 14.4% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

           The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-2 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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


                          DYCO OIL AND GAS PROGRAM 1986-2 LIMITED
                          PARTNERSHIP

                                  (Registrant)

                               BY:  DYCO PETROLEUM CORPORATION

                                    General Partner


Date:  August 1, 2000         By:        /s/Dennis R. Neill
                                  -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  August 1, 2000         By:        /s/Patrick M. Hall
                                  -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-2 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.