Form 10-Q
period 2001-03-31
DYCO OIL & GAS PROGRAM 1986-2
filed 2001-05-07
CIK 778961

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  March 31, 2001                                  0-16488



                       DYCO OIL AND GAS PROGRAM 1986-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1529976
(State or other jurisdiction             (I.R.S. Employer Identification
   of incorporation or                                Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2001             2000
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 23,729         $ 36,044
   Accrued oil and gas sales                       50,615           44,939
                                                 --------         --------
      Total current assets                       $ 74,344         $ 80,983

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            84,140           90,739

DEFERRED CHARGE                                    12,649           12,649
                                                 --------         --------
                                                 $171,133         $184,371
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  3,224         $  3,914
                                                 --------         --------
      Total current liabilities                  $  3,224         $  3,914

ACCRUED LIABILITY                                $  7,725         $  7,725

PARTNERS' CAPITAL:
   General Partner, 21 general
      partner units                              $  1,605         $  1,730
   Limited Partners, issued and
      outstanding, 2,020 Units                    158,579          171,002
                                                 --------         --------
      Total Partners' capital                    $160,184         $172,732
                                                 --------         --------
                                                 $171,133         $184,371
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                            $98,598            $62,175
   Interest                                         527                347
                                                -------            -------
                                                $99,125            $62,522

COSTS AND EXPENSES:
   Oil and gas production                       $30,404            $20,390
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  4,586              5,730
   General and administrative
      (Note 2)                                   15,453             14,656
                                                -------            -------
                                                $50,443            $40,776
                                                -------            -------

NET INCOME                                      $48,682            $21,746
                                                =======            =======
GENERAL PARTNER (1%) - net income               $   487            $   217
                                                =======            =======
LIMITED PARTNERS (99%) - net income             $48,195            $21,529
                                                =======            =======
NET INCOME PER UNIT                             $ 23.85            $ 10.65
                                                =======            =======
UNITS OUTSTANDING                                 2,041              2,041
                                                =======            =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $48,682          $21,746
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 4,586            5,730
      (Increase) decrease in accrued oil
        and gas sales                           (  5,676)           1,907
      Decrease in accounts payable              (    690)        (    412)
      Increase in payable to General
        Partner                                        -            2,000
                                                 -------          -------
   Net cash provided by operating
      activities                                 $46,902          $30,971
                                                 -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                             $ 2,013          $     -
   Additions to oil and gas properties                 -         (  6,476)
                                                 -------          -------
   Net cash provided (used) by
      investing activities                       $ 2,013         ($ 6,476)
                                                 -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($61,230)        ($40,820)
                                                 -------          -------
   Net cash used by financing
      activities                                ($61,230)        ($40,820)
                                                 -------          -------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($12,315)        ($16,325)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            36,044           21,802
                                                 -------          -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $23,729          $ 5,477
                                                 =======          =======

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and changes in cash flows for the three months ended March 31, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2001 and 2000, the Program incurred such expenses totaling $15,453 and $14,656, respectively, of which $6,900 was paid each period to Dyco and its affiliates.

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

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                           Three Months Ended March 31,
                                           ----------------------------
                                                   2001             2000
                                                 -------           -------
      Oil and gas sales                          $98,598           $62,175
      Oil and gas production expenses            $30,404           $20,390
      Barrels produced                                32                 -
      Mcf produced                                14,258            27,346
      Average price/Bbl                          $ 28.09           $     -
      Average price/Mcf                          $  6.85           $  2.27

      As shown in the table above, total oil and gas sales increased $36,423 (58.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $65,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $30,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 32 barrels, while volumes of gas sold decreased 13,088 Mcf for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to (i) the Program's receipt of an increased percentage of sales on one well during the three months ended March 31, 2000 due to gas balancing and (ii) normal declines in production. The average oil price was $28.09 per barrel for the three months ended March 30, 2001. Average gas prices increased to $6.85 per Mcf for the three months ended March 31, 2001 from $2.27 per Mcf for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,014 (49.1%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to (i) workover expenses incurred on one well during the three months ended March 31, 2001 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by (i) subsurface repair and maintenance expenses incurred on one well during the three months ended March 31, 2000 and (ii) workover expenses incurred on another well during the three months ended March 31, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 30.8% for the three months ended March 31, 2001 from 32.8% for the three months ended March 31, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,144 (20.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decrease in volumes of gas sold and an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000. These decreases were partially offset by an increase in depreciation, depletion, and amortization due to an increase in the average price of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.7% for the three months ended March 31, 2001 from 9.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the gas price used in the valuation of reserves.

      General and administrative expenses increased $797 (5.4%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 15.7% for the three months ended March 31, 2001 from 23.6% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1986-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2001            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2001            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer