Form 10-Q
period 2001-06-30
DYCO OIL & GAS PROGRAM 1986-2
filed 2001-08-08
CIK 778961

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  June 30, 2001                                   0-16488



                       DYCO OIL AND GAS PROGRAM 1986-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                        41-1529976
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                      Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2001             2000
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 26,834         $ 36,044
   Accrued oil and gas sales                       38,186           44,939
                                                 --------         --------
      Total current assets                       $ 65,020         $ 80,983

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            75,967           90,739

DEFERRED CHARGE                                    12,649           12,649
                                                 --------         --------
                                                 $153,636         $184,371
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  3,480         $  3,914
                                                 --------         --------
      Total current liabilities                  $  3,480         $  3,914

ACCRUED LIABILITY                                $  7,725         $  7,725

PARTNERS' CAPITAL:
   General Partner, 21 general
      partner units                              $  1,427         $  1,730
   Limited Partners, issued and
      outstanding, 2,020 Units                    141,004          171,002
                                                 --------         --------
      Total Partners' capital                    $142,431         $172,732
                                                 --------         --------
                                                 $153,636         $184,371
                                                 ========         ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                            $71,174           $121,256
   Interest                                         325                376
                                                -------           --------
                                                $71,499           $121,632

COSTS AND EXPENSES:
   Oil and gas production                       $22,468           $ 15,435
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  7,872              4,196
   General and administrative
      (Note 2)                                    7,887              7,821
                                                -------           --------
                                                $38,227           $ 27,452
                                                -------           --------

NET INCOME                                      $33,272           $ 94,180
                                                =======           ========
GENERAL PARTNER (1%) - net income               $   333           $    942
                                                =======           ========
LIMITED PARTNERS (99%) - net income             $32,939           $ 93,238
                                                =======           ========
NET INCOME PER UNIT                             $ 16.30           $  46.15
                                                =======           ========
UNITS OUTSTANDING                                 2,041              2,041
                                                =======           ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $169,772           $183,431
   Interest                                         852                723
                                               --------           --------
                                               $170,624           $184,154

COSTS AND EXPENSES:
   Oil and gas production                      $ 52,872           $ 35,825
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 12,458              9,926
   General and administrative
      (Note 2)                                   23,340             22,477
                                               --------           --------
                                               $ 88,670           $ 68,228
                                               --------           --------

NET INCOME                                     $ 81,954           $115,926
                                               ========           ========
GENERAL PARTNER (1%) - net income              $    820           $  1,159
                                               ========           ========
LIMITED PARTNERS (99%) - net income            $ 81,134           $114,767
                                               ========           ========
NET INCOME PER UNIT                            $  40.15           $  56.80
                                               ========           ========
UNITS OUTSTANDING                                 2,041              2,041
                                               ========           ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                                --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 81,954         $115,926
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                12,458            9,926
      (Increase) decrease in accrued
        oil and gas sales                          6,753        (  19,056)
      Increase (decrease) in accounts
        payable                                (     434)             267
                                                --------         --------
   Net cash provided by operating
      activities                                $100,731         $107,063
                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties          $      -        ($    943)
   Proceeds from the sale of oil and
      gas properties                               2,314                -
                                                --------         --------
   Net cash provided (used) by
      investing activities                      $  2,314        ($    943)
                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($112,255)       ($102,050)
                                                --------         --------
   Net cash used by financing
      activities                               ($112,255)       ($102,050)
                                                --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  9,210)        $  4,070

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            36,044           21,802
                                                --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 26,834         $ 25,872
                                                ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $7,887 and $7,821, respectively, of which $6,900 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $23,340 and $22,477, respectively, of which $13,800 was paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2001             2000
                                                 -------          --------
      Oil and gas sales                          $71,174          $121,256
      Oil and gas production expenses            $22,468          $ 15,435
      Barrels produced                                26                23
      Mcf produced                                17,140            46,793
      Average price/Bbl                          $ 25.81          $  24.48
      Average price/Mcf                          $  4.11          $   2.58

      As shown in the table above, total oil and gas sales decreased $50,082 (41.3%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this decrease, approximately $76,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $26,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 3 barrels, while volumes of gas sold decreased 29,653 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one well during the three months ended June 30, 2000, (ii) the receipt of an increased percentage of sales on one well during the three months ended June 30, 2000 due to gas balancing, and (iii) normal declines in production. Average oil and gas prices increased to $25.81 per barrel and $4.11 per Mcf, respectively, for the three months ended June 30, 2001 from $24.48 per barrel and $2.58 per Mcf, respectively, for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,033 (45.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to workover expenses incurred on one well during the three months ended June 30, 2001 in order to improve the recovery of reserves. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 31.6% for the three months ended June 30, 2001 from 12.7% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $3,676 (87.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. This increase was partially offset by a decrease in depreciation, depletion, and amortization due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 11.1% for the three months ended June 30, 2001 from 3.5% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 11.1% for the three months ended June 30, 2001 from 6.4% for the three months ended June 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2001             2000
                                                 --------         --------
      Oil and gas sales                          $169,772         $183,431
      Oil and gas production expenses            $ 52,872         $ 35,825
      Barrels produced                                 58               23
      Mcf produced                                 31,398           74,139
      Average price/Bbl                          $  27.07         $  24.48
      Average price/Mcf                          $   5.36         $   2.47

      As shown in the table above, total oil and gas sales decreased $13,659 (7.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this decrease, approximately $105,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $91,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 35 barrels, while volumes of gas sold decreased 42,741 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one well during the six months ended June 30, 2000, (ii) the receipt of an increased percentage of sales on one well during the six months ended June 30, 2000 due to gas balancing, and (iii) normal declines in production.

      Average oil and gas prices increased to $27.07 per barrel and $5.36 per Mcf, respectively, for the six months ended June 30, 2001 from $24.48 per barrel and $2.47 per Mcf, respectively, for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $17,047 (47.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to workover expenses incurred on one well during the six months ended June 30, 2001 in order to improve the recovery of reserves. This increase was partially offset by workover expenses incurred on another well during the six months ended June 30, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 31.1% for the six months ended June 30, 2001 from 19.5% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,532 (25.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000 and (ii) the increases in the average prices of oil and gas sold. These increases were partially offset by a decrease in depreciation, depletion, and amortization due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 7.3% for the six months ended June 30, 2001 from 5.4% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $863 (3.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 13.7% for the six months ended June 30, 2001 from 12.3% for the six months ended June 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

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


                              DYCO OIL AND GAS PROGRAM 1986-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 8, 2001        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 8, 2001        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer