Form 10-Q
period 2001-09-30
DYCO OIL & GAS PROGRAM 1986-2
filed 2001-11-13
CIK 778961

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2001                               0-16488



                       DYCO OIL AND GAS PROGRAM 1986-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1529976
(State or other jurisdiction              (I.R.S. Employer Identification
   of incorporation or                                Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $    698         $ 36,044
   Accrued oil and gas sales                       26,706           44,939
                                                 --------         --------
      Total current assets                       $ 27,404         $ 80,983

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            67,499           90,739

DEFERRED CHARGE                                    12,649           12,649
                                                 --------         --------
                                                 $107,552         $184,371
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  3,212         $  3,914
                                                 --------         --------
      Total current liabilities                  $  3,212         $  3,914

ACCRUED LIABILITY                                $  8,198         $  7,725

PARTNERS' CAPITAL:
   General Partner, 21 general
      partner units                              $    964         $  1,730
   Limited Partners, issued and
      outstanding, 2,020 Units                     95,178          171,002
                                                 --------         --------
      Total Partners' capital                    $ 96,142         $172,732
                                                 --------         --------
                                                 $107,552         $184,371
                                                 ========         ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                                -------           -------

REVENUES:
   Oil and gas sales                            $35,530           $94,662
   Interest                                         218               508
                                                -------           -------
                                                $35,748           $95,170

COSTS AND EXPENSES:
   Oil and gas production                       $20,677           $15,663
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 11,799             4,305
   General and administrative
      (Note 2)                                    8,741             8,772
                                                -------           -------
                                                $41,217           $28,740
                                                -------           -------

NET INCOME (LOSS)                              ($ 5,469)          $66,430
                                                =======           =======
GENERAL PARTNER (1%) - net income
   (loss)                                      ($    55)          $   665
                                                =======           =======
LIMITED PARTNERS (99%) - net income
   (loss)                                      ($ 5,414)          $65,765
                                                =======           =======
NET INCOME (LOSS) PER UNIT                     ($  2.68)          $ 32.55
                                                =======           =======
UNITS OUTSTANDING                                 2,041             2,041
                                                =======           =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $205,302           $278,093
   Interest                                       1,070              1,231
                                               --------           --------
                                               $206,372           $279,324

COSTS AND EXPENSES:
   Oil and gas production                      $ 73,549           $ 51,488
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 24,257             14,231
   General and administrative
      (Note 2)                                   32,081             31,249
                                               --------           --------
                                               $129,887           $ 96,968
                                               --------           --------

NET INCOME                                     $ 76,485           $182,356
                                               ========           ========
GENERAL PARTNER (1%) - net income              $    765           $  1,824
                                               ========           ========
LIMITED PARTNERS (99%) - net income            $ 75,720           $180,532
                                               ========           ========
NET INCOME PER UNIT                            $  37.47           $  89.35
                                               ========           ========
UNITS OUTSTANDING                                 2,041              2,041
                                               ========           ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                                --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 76,485         $182,356
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                24,257           14,231
      (Increase) decrease in accrued
        oil and gas sales                         18,233        (  21,333)
      Decrease in accounts payable             (     702)       (   1,706)
      Increase in accrued liability                  473                -
                                                --------         --------
   Net cash provided by operating
      activities                                $118,746         $173,548
                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         ($  1,017)       ($    292)
                                                --------         --------
   Net cash used by investing
      activities                               ($  1,017)       ($    292)
                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($153,075)       ($163,280)
                                                --------         --------
   Net cash used by financing
      activities                               ($153,075)       ($163,280)
                                                --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 35,346)        $  9,976

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            36,044           21,802
                                                --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $    698         $ 31,778
                                                ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 2001, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000, and changes in cash flows for the nine months ended September 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2001 and 2000, the Program incurred such expenses totaling $8,741 and $8,772, respectively, of which $6,900 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the Program incurred such expenses totaling $32,081 and $31,249, respectively, of which $20,700 was paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressure. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2001            2000
                                                 -------          -------
      Oil and gas sales                          $35,530          $94,662
      Oil and gas production expenses            $20,677          $15,663
      Barrels produced                                10               59
      Mcf produced                                14,919           23,601
      Average price/Bbl                          $ 23.10          $ 25.17
      Average price/Mcf                          $  2.37          $  3.95

      As shown in the table above, total oil and gas sales decreased $59,132 (62.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $34,000 was related to a decrease in volumes of gas sold and approximately $24,000 was related to a decrease in the average price of gas sold.
      Volumes of oil and gas sold decreased 49 barrels and 8,682 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) the receipt of an increased percentage of sales on one well during the three months ended September 30, 2000 due to gas balancing, (ii) the shutting-in of another well in order to perform repairs during the three months ended September 30, 2001, and (iii) normal declines in production. Average oil and gas prices decreased to $23.10 per barrel and $2.37 per Mcf, respectively, for the three months ended September 30, 2001 from $25.17 per barrel and $3.95 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,014 (32.0%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to (i) workover expenses incurred on one well during the three months ended September 30, 2001 and (ii) repair and maintenance expenses incurred on another well during the three months ended September 30, 2001. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 58.2% for the three months ended September 30, 2001 from 16.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,494 (174.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 33.2% for the three months ended September 30, 2001 from 4.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 24.6% for the three months ended September 30, 2001 from 9.3% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2001             2000
                                                 --------         --------
      Oil and gas sales                          $205,302         $278,093
      Oil and gas production expenses            $ 73,549         $ 51,488
      Barrels produced                                 68               82
      Mcf produced                                 46,317           97,740
      Average price/Bbl                          $  26.49         $  24.98
      Average price/Mcf                          $   4.39         $   2.82

      As shown in the table above, total oil and gas sales decreased $72,791 (26.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this decrease, approximately $145,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $73,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 14 barrels and 51,423 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one well during the nine months ended September 30, 2000, (ii) the receipt of an increased percentage of sales on one well during the nine months ended September 30, 2000 due to gas balancing, and

      (iii) normal declines in production. Average oil and gas prices increased to $26.49 per barrel and $4.39 per Mcf, respectively, for the nine months ended September 30, 2001 from $24.98 per barrel and $2.82 per Mcf, respectively, for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $22,061 (42.8%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to workover expenses incurred on two wells during the nine months ended September 30, 2001. This increase was partially offset by (i) workover expenses incurred on another well during the nine months ended September 30, 2000 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 35.8% for the nine months ended September 30, 2001 from 18.5% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $10,026 (70.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000 and (ii) the increases in the average prices of oil and gas sold. These increases were partially offset by a decrease in depreciation, depletion, and amortization due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 11.8% for the nine months ended September 30, 2001 from 5.1% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $832 (2.7%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 15.6% for the nine months ended September 30, 2001 from 11.2% for the nine months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Financial Officer of Dyco.


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


                              DYCO OIL AND GAS PROGRAM 1986-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 13, 2001            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 13, 2001            By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer