Form 10-Q
period 2002-03-31
DYCO OIL & GAS PROGRAM 1986-2
filed 2002-05-07
CIK 778961

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2002                                 0-16488



                       DYCO OIL AND GAS PROGRAM 1986-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1529976
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2002             2001
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $17,058          $  8,821
   Accrued oil and gas sales                      16,878            22,862
                                                 -------          --------
      Total current assets                       $33,936          $ 31,683

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           55,139            58,908

DEFERRED CHARGE                                   10,384            10,384
                                                 -------          --------
                                                 $99,459          $100,975
                                                 =======          ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $ 7,092          $  5,950
                                                 -------          --------
      Total current liabilities                  $ 7,092          $  5,950

ACCRUED LIABILITY                                $ 8,304          $  8,304

PARTNERS' CAPITAL:
   General Partner, 21 general
      partner units                              $   843          $    870
   Limited Partners, issued and
      outstanding, 2,020 Units                    83,220            85,851
                                                 -------          --------
      Total Partners' capital                    $84,063          $ 86,721
                                                 -------          --------
                                                 $99,459          $100,975
                                                 =======          ========







                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                                -------           -------

REVENUES:
   Oil and gas sales                            $30,991           $98,598
   Interest                                           1               527
                                                -------           -------
                                                $30,992           $99,125

COSTS AND EXPENSES:
   Oil and gas production                       $14,884           $30,404
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  3,666             4,586
   General and administrative
      (Note 2)                                   15,100            15,453
                                                -------           -------
                                                $33,650           $50,443
                                                -------           -------

NET INCOME (LOSS)                              ($ 2,658)          $48,682
                                                =======           =======
GENERAL PARTNER (1%) - net income
   (loss)                                      ($    27)          $   487
                                                =======           =======
LIMITED PARTNERS (99%) - net income
   (loss)                                      ($ 2,631)          $48,195
                                                =======           =======
NET INCOME (LOSS) PER UNIT                     ($  1.30)          $ 23.85
                                                =======           =======
UNITS OUTSTANDING                                 2,041             2,041
                                                =======           =======




                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                               ----------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           ($  2,658)        $48,682
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 3,666           4,586
      (Increase) decrease in accrued
        oil and gas sales                          5,984        (  5,676)
      Increase (decrease) in accounts
        payable                                    1,142        (    690)
                                                --------         -------
   Net cash provided by operating
      activities                                $  8,134         $46,902
                                                --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $    103         $ 2,013
                                                --------         -------
   Net cash provided by investing
      activities                                $    103         $ 2,013
                                                --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $      -        ($61,230)
                                                --------         -------
   Net cash used by financing
      activities                                $      -        ($61,230)
                                                --------         -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  8,237        ($12,315)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             8,821          36,044
                                                --------         -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 17,058         $23,729
                                                ========         =======




                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 2002, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002, results of operations for the three months ended March 31, 2002 and 2001, and changes in cash flows for the three months ended March 31, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2002 and 2001, the Program incurred such expenses totaling $15,100 and $15,453, respectively, of which $6,900 was paid each period to Dyco and its affiliates.

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

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2002            2001
                                                 -------          -------
      Oil and gas sales                          $30,991          $98,598
      Oil and gas production expenses            $14,884          $30,404
      Barrels produced                                 4               32
      Mcf produced                                14,412           14,258
      Average price/Bbl                          $ 20.00          $ 28.09
      Average price/Mcf                          $  2.14          $  6.85

      As shown in the table above, total oil and gas sales decreased $67,607 (68.6%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $68,000 was related to a decrease in the average price of gas sold. Volumes of oil sold decreased 28 barrels, while volumes of gas sold increased 154 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Average oil and gas prices decreased to $20.00 per barrel and $2.14 per Mcf, respectively, for the three months ended March 31, 2002 from $28.09 per barrel and $6.85 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,520 (51.0%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to (i) workover expenses incurred on one well during the three months ended March 31, 2001 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 48.0% for the three months ended March 31, 2002 from 30.8% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $920 (20.1%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to the decreases in the average prices of oil and gas sold, which decrease was partially offset by decreases in the oil and gas prices used in the valuation of reserves at March 31, 2002 as compared to March 31, 2001. As a percentage of oil and gas sales, this expense increased to 11.8% for the three months ended March 31, 2002 from 4.7% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $353 (2.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 48.7% for the three months ended March 31, 2002 from 15.7% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

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


                              DYCO OIL AND GAS PROGRAM 1986-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2002                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2002                  By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer